Form 10QSB
period 2001-03-31
WINCO SPIN-OFF CORP
filed 2001-07-03
CIK 1128231

SECURITIES AND EXCHANGE COMMISSION

                       WASHINGTON, D. C.     20549

                               FORM 10-QSB

            QUARTERLY REPORT PURSUANT OF SECTION 13 OR 15(d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the Quarter Ended - March 31, 2001

                                000-31975
                   ----------------------------------
                         Commission File Number


               WINCO SPIN-OFF CORPORATION (NOW WNCO INC.)
     --------------------------------------------------------------
         (Exact name of registrant as specified in its charter)


             COLORADO                              48-123826
----------------------------------- ---------------------------------------
   (State or other jurisdiction of (I.R.S. Employer Identification Number) incorporation of organization)

           318 CUMMINGS
       GARDEN CITY, KANSAS                           67846
----------------------------------------         --------------
(Address of principle executive offices)           (Zip Code)

                             (316) 275-2963
    ----------------------------------------------------------------
          (Registrant's telephone number. Including area code)



---------------------------------------------------------------------------
(Former name, former address, former fiscal year if changed since last report)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                            X Yes          No
                                  ---          ---

Indicate the number of shares outstanding of each of the issuer's class of common stock, as of the close of the period covered by this report.

Class:  Common Stock, No par value

Outstanding as of March 31, 2001:           100

                          FINANCIAL STATEMENTS

     The information required by this item is identified in the "Index to Financial Statements" on page 86 of the Definitive Proxy Statement filed by Winco Petroleum Corporation with the Securities and Exchange Commission on May 24, 2001 ("Proxy Statement") and such index and financial statements are incorporated herein by reference. All assets, liabilities and other obligations of Winco Petroleum Corporation
("Winco") will be transferred to the Registrant in accordance with the terms of the Form of Agreement and Plan of Reorganization (WincoSpin-off), attached as Appendix C to the Proxy Statement. The financial statements of Winco will become the financial statement of Winco Spin-off Corporation upon consummation of the merger and related agreements. As of the date of this Report, the only assets of Winco Spin-off Corporation is $100 in cash which was paid by Winco for 100 shares of Common Stock of Winco Spin-off upon Winco Spin-off's initial formation.



                       WINCO SPIN-OFF CORPORATION
                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS


     This Form 10-QSB is being filed in connection with the merger of Winco Petroleum Corporation and Business Products, Inc., doing business as Rush Creek Solutions, Inc., pursuant to which Winco will transfer all of the assets, liabilities and other obligations of Winco to a newly created wholly-owned subsidiary of Winco, Winco Spin-off Corporation ("WincoSpin"), in consideration for WincoSpin Common Stock. Following the transfer of assets, liabilities and other obligations of Winco to WincoSpin and on or about the effective date of the merger, Winco will distribute all of the shares of Common Stock of WincoSpin to all then-existing Winco shareholders as of the record date of the special meeting being held in connection with the approval of the merger by Winco shareholders. Then-existing shareholders of Winco Common Stock will receive one share of WincoSpin Common Stock for every one share of Winco Common Stock they hold. Winco shareholders will not be required either to pay anything for the WincoSpin shares or to surrender any of their Winco shares. On or about the effective date of the merger, the WincoSpin shares will be distributed to Winco shareholders.

     The information required by this item is contained under the section "Winco's Management Discussion and Analysis of Financial Condition and Results of Operations" of the Proxy Statement and such section is incorporated in its entirety herein by reference.

     The Management's discussion and Analysis section incorporated herein by reference contains forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as ""may," "will," "should," "could," "expects," "plans," "anticipates," "believes," "estimates," "predicts," "intends," "potential" or continue or the negative of such terms or other comparable terminology. These statements are only predictions. In evaluating these statements, you should specifically consider various factors, including the risks outlined within. These factors may cause our actual results to differ materially from any forward-looking statement.

     Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. You are cautioned against attributing undue certainty to Management's assessments. We will update material information as may be necessary to make the required statements in light of the circumstances under which they are made, not misleading.

                       WINCO SPIN-OFF CORPORATION


                                 PART II

ITEM 1.  LEGAL PROCEEDINGS

         None

ITEM 2.  CHANGES IN SECURITIES

         None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

         None

ITEM 5.  OTHER INFORMATION

         On June 20, 2001, pursuant to the resolutions of the board of directors, the Articles of Incorporation of the Winco Spin-off Corporation were amended to change the name of the corporation to WNCO, Inc. The sole shareholder of Winco Spin-off executed a written consent approving the name change on June 20, 2001. On June 25, 2001, at a Special Meeting of Shareholders of Winco Petroleum Corporation, Winco shareholders approved the proposal to adopt the merger agreement among Winco, Winco Merger Corporation, Winco Spin-off Corporation and Business Products, Inc., doing business as Rush Creek Solutions., pursuant to which Winco will transfer all of the assets, liabilities and other obligations of Winco to WincoSpin in consideration for shares of Common Stock of WincoSpin which shall be distributed to the Winco shareholders, and thereafter, Rush Creek Solutions will be merged into Winco Merger. The parties anticipate closing the merger within the next thirty days.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         None

                               SIGNATURES



Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   WINCO SPIN-OFF CORPORATION





                                   /s/ Cecil O'Brate
                                   ----------------------------------
                                   Cecil O'Brate, President


Dated: July 2, 2001