Form 10QSB
period 2001-06-30
WNCO INC
filed 2001-08-10
CIK 1128231

SECURITIES AND EXCHANGE COMMISSION

                       WASHINGTON, D. C.     20549

                               FORM 10-QSB

            QUARTERLY REPORT PURSUANT OF SECTION 13 OR 15(d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarter Ended - June 30, 2001

                                000-31975
                                ---------
                         Commission File Number

                               WNCO, INC.
                               ----------
         (Exact name of registrant as specified in its charter)

               COLORADO                           48-123826
               --------                           ---------
    (State or other jurisdiction of(I.R.S. Employer Identification Number) incorporation of organization)

             3118 CUMMINGS
          GARDEN CITY, KANSAS                       67846
          -------------------                       -----
(Address of principle executive offices)          (Zip Code)

                             (316) 275-2963
                             --------------
          (Registrant's telephone number. Including area code)

                       Winco Spin-off Corporation
                       --------------------------
            (Former name, former address, former fiscal year
                      if changed since last report)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                             Yes  X   No
                                 ---     ---

Indicate the number of shares outstanding of each of the issuer's class of common stock, as of the close of the period covered by this report.

                   Class:  Common Stock, No par value

                    Outstanding as of June 30, 2001:
        one hundred (100) shares held by the Registrant's Parent,
                         Winco Petroleum Corporation

                          FINANCIAL STATEMENTS

     As of the period covered by this Report, the only asset of WNCO was $100 in cash which was paid by Winco Petroleum Corporation ("Winco") for 100 shares of common stock of WNCO upon WNCO's initial formation. Likewise, WNCO had no liabilities as of June 30, 2001. After approval by the Winco shareholders, all of the assets, liabilities and other obligations of Winco were transferred, as of August 2, 2001, to WNCO in accordance with the terms of the Agreement and Plan of Reorganization (the "Agreement") between Winco and WNCO. Also, as of August 2, 2001, the financial statements of Winco became the financial statements of WNCO in accordance with the spin-off of Winco's assets, liabilities and other obligations to WNCO. The financial statements for Winco for the period ended June 30, 2001 will be available on the Form 10-Q for Winco, SEC file No. 0-9295.


                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     This Form 10-QSB is being filed in connection with the merger of Winco and Business Products, Inc., doing business as Rush Creek Solutions, Inc. ("RCS"), pursuant to which Winco transferred to WNCO all of the assets, liabilities and other obligations of Winco pursuant to the Agreement between Winco and WNCO. The merger and related spin-off closed and became effective on August 2, 2001. In consideration for the acquisition of Winco's assets, liabilities and other obligations, WNCO issued to Winco approximately 1,029,049 shares of common stock of WNCO. Pursuant to the Agreement, Winco will distribute all of the shares of common stock of WNCO to the Winco shareholders. As a result of the distribution of all of WNCO's common stock by Winco, WNCO will no longer be a subsidiary of Winco and will be an independent entity, conducting the oil and gas operations previously conducted by Winco. The transactions described above were approved by the Winco shareholders at a Special Meeting of Shareholders held on June 25, 2001 and became effective as of August 2, 2001. As described elsewhere in this Report, as of June 30, 2001, WNCO's only asset was $100 cash and WNCO had no liabilities.

                               WNCO, INC.

                                 PART II

ITEM 1.  LEGAL PROCEEDINGS

          None

ITEM 2.  CHANGES IN SECURITIES

          None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

          None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

          None

ITEM 5.  OTHER INFORMATION

          On June 20, 2001, pursuant to the resolutions of the board of directors, the Articles of Incorporation of Winco Spin-off Corporation were amended to change the name of the corporation to WNCO, Inc. The sole shareholder of WNCO executed a written consent approving the name change on June 20, 2001. On June 25, 2001, at a Special Meeting of Shareholders of Winco Petroleum Corporation, Winco shareholders approved the proposal to adopt the merger agreement, and related transactions, among Winco, Winco Merger Corporation, Winco Spin-off Corporation and Business Products, Inc., doing business as Rush Creek Solutions, pursuant to which Winco transferred all of the assets, liabilities and other obligations of Winco to WNCO in consideration for shares of Common Stock of WNCO which were distributed to the Winco shareholders, and thereafter, Rush Creek Solutions was merged into Winco Merger. The parties closed the merger on August 2, 2001.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

          (a)  None

          (b) A report on Form 8-K was filed on August 8, 2001 reporting the material terms of the spin-off of WNCO from Winco. A copy of the Agreement and Plan of Reorganization was filed as an exhibit to the Form 8-K.

                               SIGNATURES


Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   WNCO, Inc.



                                   /s/ Cecil O'Brate
                                   -----------------------------
                                   Cecil O'Brate, President


Dated: August 10, 2001