Form 10KSB40
period 2001-09-30
WNCO INC
filed 2002-02-06
CIK 1128231

SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.   20549

                               FORM 10-KSB

          ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
             SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

             For the Fiscal Year ended:   SEPTEMBER 30, 2001
                                   OR
        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
            SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

         For the transition period from __________ to __________

                     Commission File No.  000-31975

                               WNCO, INC.
                               ----------
         (Exact Name of Registrant as Specified in its Charter)

               COLORADO                           48-123826
     -------------------------------         ----------------------
     (State or Other Jurisdiction of             (I.R.S. Employer
     Incorporation or Organization)          Identification Number)

                              3118 CUMMINGS
                        GARDEN CITY, KANSAS 67846
       -----------------------------------------------------------
      (Address of Principal Executive Offices, Including Zip Code)

Registrants Telephone Number, Including Area Code:   (316) 275-2963

Securities Registered Pursuant to Section 12(b) of the Act:   NONE.

Securities Registered Pursuant to Section 12(g) of the Act:
   COMMON STOCK, NO PAR VALUE.

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                           Yes  X     No
                               ---       ---

As of January 31, 2001, 1,028,815 shares of Common Stock were outstanding, and the aggregate market value of the Common Stock of WNCO, Inc. held by nonaffiliates was not able to be ascertained as no trading market exists for the Registrant's Common Stock.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10- KSB. / X /

State the issuer's revenues for its most recent fiscal year. $233,170.
Documents incorporated by reference:   NONE.

This Form 10-KSB consists of 44 pages.  The Exhibit Index begins on page 25.

                                 PART I
                                 ------


FORWARD-LOOKING STATEMENTS

     This report on Form 10-KSB contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), including statements regarding, among other items, (i) WNCO's growth strategies, (ii) anticipated trends in WNCO's business and its future results of operation, (iii) market conditions in the oil and gas industry, and (iv) environmental matters and the impact of governmental regulation. These forward-looking statements are based largely on WNCO's expectations and are subject to a number of risks and uncertainties, many of which are beyond WNCO's control. Actual results could differ materially from those implied by these forward-looking statements as a result of, among other things, a decline in oil and natural gas production, a decline in oil and natural gas prices, incorrect estimations of required capital expenditures, increases in the cost of drilling, completion and oil and gas gathering, an increase in the cost of production and operations, an inability to meet growth projections, and/or changes in general economic conditions. Actual results could materially differ and could be adversely affected by the information set forth under the headings "Business and Properties" and "Management's Discussion and Analysis of Financial Condition and Results of Operations." In light of these risks and uncertainties, there can be no assurance that actual results will be as projected in the forward-looking statements.

ITEMS 1 AND 2.  DESCRIPTION OF BUSINESS AND PROPERTIES.

GENERAL

     On August 2, 2001, in connection with the closing and effectiveness of the merger between Winco Petroleum Corporation ("Winco") and Business Products, Inc., doing business as Rush Creek Solutions ("RCS"), Winco transferred to WNCO, Inc., its wholly-owned subsidiary, ("WNCO" or the "Company"), all of the assets, liabilities and other obligations of Winco pursuant to the terms of the Agreement and Plan of Reorganization (the "Agreement") between Winco and WNCO. In consideration for the acquisition of Winco's assets, liabilities and other obligations by WNCO, WNCO issued to Winco approximately 1,029,049 shares of Common Stock of WNCO. Pursuant to the Agreement, Winco distributed all of the shares of Common Stock of WNCO to the Winco shareholders effective August 23, 2001. As a result of the distribution of all of WNCO's common stock by Winco, WNCO is no longer a subsidiary of Winco and is an independent entity, conducting the oil and gas operations previously conducted by Winco. The former officers and directors of Winco are the officers and directors of WNCO and are responsible for running the oil and gas operations of WNCO. The transactions described above were approved by the Winco shareholders at a Special Meeting of Shareholders held on June 25, 2001.

     WNCO continues to investigate potential opportunities to develop, drill and/or participate in the development of new oil and gas properties and/or acquire producing oil and gas properties in the Mid-Continent region of the United States. WNCO is attempting to become active as a small, independent energy company. It is anticipated WNCO will identify and drill one to five oil and gas properties a year, on its own behalf or with other industry partners, including its affiliate, American Warrior, Inc., which is owned and controlled by Cecil O'Brate, WNCO's president and chief executive officer. WNCO is a Colorado corporation organized on July 13, 2000.

     Information in this Report for periods prior to August 2, 2001 refers to Winco, however, such information is applicable to WNCO on a going-forward basis as a result of WNCO's acquisition of all of the assets liabilities and other obligations of Winco pursuant to the merger between Winco and RCS.

BUSINESS STRATEGY

     WNCO's objective is to increase reserves, production, cash flow, earnings and net asset value per share. To accomplish this objective, WNCO intends to acquire and/or drill and complete, on its own behalf and with other industry partners, several oil and gas prospects per year. WNCO intends to identify and acquire or develop several of these prospects each year with a view to taking advantage of industry advances in seismic, drilling and other technologies as well as management's oil and gas experience in Kansas and Oklahoma. Of the projected new prospects, one or two may be intended as higher potential, higher risk prospects. As indicated above, WNCO intends to approach its prospects in a way that will allow it to control its costs and risks. It is possible that significant expenditures required of WNCO in connection with the future exploration activities will require additional funding from outside sources in the form of debt or equity. There can be no assurance such funding will be available to WNCO for this purpose.

OPERATIONS

     As of September 30, 2001, WNCO or affiliate entities acted as operator for almost all of WNCO's producing wells. By operating its producing properties, WNCO believes it has greater control over its expenses and the timing of exploration and development of such properties. WNCO, directly or through its affiliate, American Warrior, Inc., presently operates 17 of its wells, which represent 76% of WNCO's proved reserves. The operating agreements between WNCO and its American Warrior, Inc. affiliate provide for terms considered by WNCO to be at least as favorable as third party terms. However, such agreements were not negotiated at arm's length and may be less advantageous to WNCO than a third party relationship. Prior to August 2, 2001, the oil and gas operations presently conducted by WNCO were conducted by Winco, the former parent corporation of WNCO.

OIL AND GAS RESERVES

     The table below sets forth the quantities of proved reserves which are owned by WNCO, as estimated by independent petroleum engineers, McCartney Engineering, all of which are located in the continental U.S., and the present value of estimated future net revenues from these reserves on a non-escalated basis, discounted at 10 percent per year for the period indicated. Reserve estimates are inherently imprecise and are subject to revisions based on production history, results of additional exploration and development, prices of oil and gas and other factors.

                                                   Years Ended
                                                  September 30,
                                              2001             2000
                                              ---------------------

    Estimated Proved Gas Reserves (MCF)            0               0

    Estimated Proved Oil Reserves (Bbls)      69,825          48,600

    Present Value of Future Net Revenues
     (before future net income tax expense)  379,400         476,800

     Reference should be made to Supplemental Oil and Gas Information on pages F-9 and F-10 of this Report for additional information pertaining to the proved oil and gas reserves. During fiscal 2001 and 2000, there were no reports filed that included estimates of total proved net oil or gas reserves with any federal agency other than the Securities and Exchange Commission.

PRODUCTION

     The following table sets forth net oil and gas production for the periods indicated.

                                                   Years Ended
                                                  September 30,
                                              2001             2000
                                              ---------------------

    Natural Gas (Mcf)                              0               0
    Crude Oil & Condensate (Bbls)             13,844          15,900

AVERAGE SALES PRICES AND PRODUCTION COSTS

     The following table sets forth the average gross sales price and the average production cost per unit of oil produced, including production taxes, for the periods indicated. For purposes of calculating production cost per equivalent barrel, Mcf's of gas have been converted at a ratio of six Mcf's of gas for each barrel of oil:

                                                   Years Ended
                                                  September 30,
                                              2001             2000
                                              ---------------------
    Average Sales Price
         Gas (per Mcf)                       $   n/a         $   n/a
         Oil (per Bbl)                       $ 23.53         $ 26.81
    Average Production Cost
         Per Equivalent Barrel               $ 12.70         $ 11.78

PRODUCING WELLS AND DEVELOPMENT ACREAGE

     The following table sets forth, as of September 30, 2001 and 2000, the approximate number of gross and net producing oil and gas wells and their related developed acres that are owned by WNCO. Productive wells are producing wells and wells capable of production, including shut-in wells. Developed acreage consists of acres spaced or assignable to productive wells.

                        PRODUCING WELLS               DEVELOPED ACRES
              -----------------------------------     ---------------
                    OIL                GAS            GROSS       NET
               --------------     --------------
               GROSS     NET      GROSS      NET

2001             18     12.73        0        0       1,535       941
2000             18     12.73        0        0       1,535       941

UNDEVELOPED ACREAGE

     At September 30, 2001 and 2000, WNCO did not hold any undeveloped acreage.

DRILLING ACTIVITIES

     WNCO had no drilling activities for the years ended September 30, 2001 and 2000. Winco's drilling activities, when conducted in the past, were on a contract basis with independent drilling contractors.

PRINCIPAL PROPERTIES

     The following table summarizes the principal properties that are owned by WNCO:

                                                                    Start   Remaining(1)
Lease      Wells   County/State    Field     Zone           Depth   Date   Life  Reserves
Everett     1      Ness, KS      Aldrich      Mississippi   4,500   2/56   15     23,247
Gano 1-17   1      Kearny, KS    Lakin NW     Mississippi   5,200   10/4   10     13,005
Hofmeister  1      Barton, KS    Beaver       Lansing, KC   3,090   6/97   15     13,186
Madsen      1      Converse, WY  Mikes Draw   Teapot        7,136   2/84   15     15,518
All Others  14     Various                                                         4,869
-----------------------------------------------------------------------------------------

            Total                                                                 69,825
                                                                                  ======

________________
(1) Remaining life and reserves are as determined by independent petroleum engineers.

CUSTOMERS AND MARKETS

     WNCO has two major customers, ENRON Oil Trading and Transportation
(EOTT) and Cooperative Refining, LLC, each of which purchased over 10% of WNCO's or Winco's total oil and gas production for the years ended September 30, 2001 and 2000. EOTT is affiliated by some stock ownership with ENRON Corporation, which recently declared bankruptcy. However, EOTT is a separate entity, operating and publicly trading independently of ENRON Corporation, and the bankruptcy of ENRON Corporation is not expected to impact EOTT. Currently, the prices at which WNCO sells its oil and gas are set unilaterally by the individual buyers based upon prevailing market prices paid to oil and gas producers in that area.

     WNCO is the owner of a 100% working interest in and the operator of four oil leases located in Russell County, Kansas and in Barton County, Kansas. Winco acquired these leases in 1999. These leases have a total of fourteen (14) producing oil wells and two salt water disposal wells. WNCO will consider other oil and gas properties that are available or may become available for purchase.

     WNCO's business is not seasonal in nature, except to the extent that weather conditions at certain times of the year affect access to oil and gas properties and the ability to drill oil and gas wells. The impact of inflation on WNCO's activities is minimal. While gas prices have historically fluctuated between winter and summer seasons, changes in the market during the last few years have made such fluctuations unpredictable. For instance, because there are gas storage facilities around the country which are filled during the summer, prices may be higher during some spring or summer months than during some winter months if temperatures are relatively warmer than usual.

COMPETITION

     WNCO competes with numerous other companies and individuals, including many that have significantly greater resources, in virtually all facets of its business. Such competitors may be able to pay more for desirable leases and to evaluate, bid for and purchase a greater number of properties than the financial or personnel resources of WNCO permit. The ability of WNCO to increase reserves in the future will be dependent on its ability to select and acquire suitable producing properties and prospects for future exploration, development and production. The availability of a market for oil and natural gas production depends upon numerous factors beyond the control of producers, including but not limited to, the availability of other domestic or imported production, the locations and capacity of pipelines, and the effect of federal and state regulation on such production. Domestic oil and natural gas must compete with imported oil and natural gas, coal, atomic energy, hydroelectric power and other forms of energy. WNCO does not hold a significant competitive position in the oil and gas industry.

GOVERNMENT REGULATION OF THE OIL AND GAS INDUSTRY

     WNCO's business is affected by numerous governmental laws and regulations, including energy, environmental, conservation, tax and other laws and regulations relating to the energy industry. Changes in any of these laws and regulations could have a material adverse effect on WNCO's business. In view of the many uncertainties with respect to current and future laws and regulations, including their applicability to WNCO, WNCO cannot predict the overall effect of such laws and regulations on its future operations.

     FEDERAL REGULATION OF THE OIL AND GAS INDUSTRY. The Federal Energy Regulatory Commission ("FERC") regulates interstate transportation of natural gas under the Natural Gas Act and regulates the maximum selling prices of certain categories of gas sold in "first sales" in interstate and intrastate commerce under the Natural Gas Policy Act. Effective January 1, 1993, the Natural Gas Wellhead Decontrol Act deregulated natural gas prices for all "first sales" of natural gas. It is not anticipated that WNCO will have any natural gas production and WNCO cannot predict what new regulations may be adopted by the FERC and other regulatory authorities, or what effect subsequent regulations may have on future gas marketing, if any, in which WNCO may participate after any possible future acquisitions. There is currently no substantial federal regulation of oil prices. Should oil prices become regulated, or oil pipeline competition become regulated, such regulation may affect WNCO, either adversely or favorably, to a degree not currently predictable.

     WNCO is also subject to laws and regulations concerning occupational safety and health. It is not anticipated that WNCO will be required in the near future to expend amounts that are material in the aggregate to WNCO's overall operations by reason of occupational safety and health laws and regulations. However, inasmuch as such laws and regulations are frequently changed, Winco is unable to predict the ultimate cost of compliance.

     STATE REGULATION. WNCO's operations are subject to regulation at the state level. Such regulation includes requiring permits for the drilling of wells, maintaining bonding requirements in order to drill or operate wells and regulating the location of wells, the method of drilling and casing wells, the surface use and restoration or properties upon which wells are drilled, the plugging and abandoning of wells and the disposal of fluids used in connection with operations. WNCO's operations are subject to various conservation laws and regulations. These include the size of drilling and spacing units or proration units and the density of wells that may be drilled and the unitization or pooling of oil properties. In addition, state conservation laws establish maximum rates of production from oil and gas wells, generally prohibit the venting or flaring of gas and impose certain requirements regarding the ratability of production. State regulation of gathering facilities generally includes various safety, environmental, and in some circumstances, nondiscriminatory take requirements, but does not generally entail rate regulation. These regulatory burdens may affect profitability, and Winco is unable to predict the future cost or impact of complying with such regulations.

     ENVIRONMENTAL MATTERS. Extensive federal, state and local laws affecting oil operations, including those carried on by WNCO, regulate the discharge of materials into the environment or otherwise protect the environment. Numerous governmental agencies issue rules and regulations to implement and enforce such laws that are often difficult and costly to comply with and which carry substantial penalties for failure to comply. Some laws, rules and regulations relating to the protection of the environment may, in certain circumstances, impose "strict liability" for environmental contamination, rendering a person liable for environmental damages, cleanup costs and, in the case of oil spills in certain states, consequential damages without regard to negligence or fault on the part of such person. Other laws, rules and regulations may restrict the rate of oil and natural gas production below the rate that would otherwise exist or even prohibit exploration or production activities in environmentally sensitive areas. In addition, state laws often require some form of remedial action to prevent pollution from former operations, such as closure of inactive pits and plugging of abandoned wells. Legislation has been and continues to be proposed in Congress from time to time that would reclassify certain exempt oil and gas exploration and production wastes as "hazardous wastes." This reclassification would make such wastes subject to more stringent handling, disposal and clean-up requirements. If such legislation were to be enacted, it could have a significant impact on the operating costs of WNCO, as well as the oil and gas industry in general. Initiatives to further regulate the disposal of oil and gas wastes are also pending in certain states and may include initiatives at county, municipal and local government levels. These various initiatives could have a similar impact on WNCO. The regulatory burden on the oil and natural gas industry will increase WNCO's cost of doing business and consequently will affect its profitability.

     Compliance with these environmental requirements, including financial assurance requirements and the costs associated with the cleanup of any spill, could have a material adverse effect upon the capital expenditures, earnings or competitive position of WNCO and its subsidiaries. WNCO believes that it is in substantial compliance with current applicable environmental laws and regulations and that continued compliance with existing requirements will not have a material adverse impact on WNCO. Nevertheless, changes in environmental laws have the potential to adversely affect WNCO's operations. For example, the U.S. Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA"), also known as the "superfund" law, imposes liability, without regard to fault or the legality of the original conduct, on certain classes of persons with respect to the release of a "hazardous substance" into the environment. These persons include the owner or operator of the disposal site or sites where the release occurred and companies that disposed or arranged for the disposal of the hazardous substance found at the site. Persons who are or were responsible for releases of hazardous substances under CERCLA may be subject to joint and several liability for the costs of cleaning up the hazardous substances that have been released into the environment and for damages to natural resources, and it is not uncommon for neighboring landowners and other third parties to file claims for personal injury or property damages allegedly caused by the hazardous substance released into the environment. Under CERCLA, certain oil and gas materials and products are, by definition, excluded from the term "hazardous substances." At least two federal courts have recently held that certain wastes associated with the production of crude oil may be classified as hazardous substances under CERCLA. Similarly, under the federal Resource, Conservation and Recovery Act ("RCRA") certain oil and gas materials and wastes are exempt from the definition of "hazardous wastes." This exemption continues to be subject to judicial interpretation and increasingly stringent state regulation. During the normal course of its operations, WNCO generates, or has generated in the past, exempt and non-exempt wastes, including hazardous wastes that are subject to the RCRA and comparable state statutes. The U.S. Environmental Protection Agency ("EPA") and various state agencies continue to promulgate regulations that limit the disposal and permitting options for certain hazardous and non-hazardous wastes.

     Although WNCO maintains insurance against some, but not all, of the risks described above, including insuring the costs of clean-up operations, public liability and physical damage, there is no assurance that such insurance will be adequate to cover all such costs, that such insurance will continue to be available in the future or that such insurance will be available at premium levels that justify its purchase. The occurrence of a significant event not fully insured or indemnified against could have a material adverse effect on WNCO's financial condition and operations. Pursuant to the merger between Winco and RCS and related transactions, WNCO indemnifies Winco for all claims and losses, including defense costs, of any such environmental liabilities relating to the oil and gas business formerly operated by Winco that arose from events or circumstances prior or subsequent to the asset spin-off and associated distribution of WNCO shares to pre-merger Winco shareholders.

TITLE TO PROPERTIES

     As is customary in the oil and gas industry, only a preliminary title examination is conducted at the time leases of properties believed to be suitable for drilling operations are acquired by WNCO. Prior to the commencement of drilling operations, a thorough title examination of the drill site tract is conducted by independent attorneys. Once production from a given well is established, WNCO prepares a division order title report indicating the proper parties and percentages for payment of production proceeds, including royalties. WNCO believes that titles to its leasehold properties is good and defensible in accordance with standards generally acceptable in the oil and gas industry, but there can be no assurance regarding the results of future title examinations, nor the defensibility of previously prepared division orders.

RELATED PARTY TRANSACTIONS

     The oil properties that are owned by WNCO are operated by entities considered related parties due to common ownership and management by directors and officers of WNCO. Operations by such parties are on the same basis as outside third party operators. As a result of such operations, some proceeds from revenues are usually in process of distribution resulting in amounts considered receivable. Similarly, charges for costs of operation of WNCO's properties are usually in process of billing and payment resulting in amounts considered payable.

     American Warrior, Inc. ("AWI") is an oil and gas company wholly-owned by Cecil O'Brate, President and a director of WNCO. Further, Daniel Dalke, Secretary-Treasurer of WNCO is employed by AWI. AWI owns 41.2% of WNCO. AWI operates sixteen (16) of the eighteen (18) wells owned by WNCO, for which AWI receives an operator's charge that is commensurate with charges by other operators in the same areas, which ranges from $100 to $200 per month per well. AWI also provides on behalf of WNCO office space, for which no rent is charged or paid, and personnel services, for which only nominal payment is made.

     Mid-Continent Resources, Inc. ("MCR") also operates a well on behalf of WNCO. MCR is 50% owned by AWI and Cecil O'Brate and Daniel Dalke serve in the same offices and capacity for MCR as AWI.

EMPLOYEES

     WNCO does not have any full-time employees. WNCO utilizes contract services on a part-time basis provided by employees of American Warrior, Inc., an entity that is owned by Cecil O'Brate, WNCO's president.

OFFICES

     WNCO maintains its principal executive offices at 3118 Cummings, Garden City, Kansas 67846, and its telephone number is (316) 275-2963. The office space is owned by American Warrior, Inc. and no rent was charged to or paid by WNCO during the fiscal years of 2001 and 2000. It is not currently anticipated that WNCO will be required to pay any rent in the foreseeable future.

CERTAIN RISKS

     UNCERTAINTY OF RESERVE INFORMATION AND FUTURE NET REVENUE ESTIMATES. There will continue to be numerous uncertainties inherent in estimating quantities of proved oil and natural gas reserves and their values, including many factors beyond WNCO's control. Estimates of proved developed reserves, which comprise a significant portion of WNCO's reserves, are by their nature uncertain. The reserve information set forth herein represents only estimates. Although WNCO believes such estimates to be reasonable, reserve estimates are imprecise by nature and may materially change as additional information becomes available.

     Estimates of oil and natural gas reserves, by necessity, are projections based on geologic and engineering data, and there are uncertainties inherent in the interpretation of such data as well as the projection of future rates of production and the timing of development expenditures. Reserve engineering is a subjective process of estimating underground accumulations of oil and natural gas that are difficult to measure. The accuracy of any reserve estimate is a function of the quality of available data, engineering and geological interpretation and judgment. Estimates of economically recoverable oil and natural gas reserves and future net cash flows necessarily depend upon a number of variable factors and assumptions, such as historical production from the areas compared with production from other producing areas, the assumed effects of regulations by governmental agencies and assumptions governing future oil and natural gas prices, future operating costs, severance and excise taxes, development costs and work over and remedial costs, all of which may in fact vary considerably from actual results. For these reasons, estimates of the economically recoverable quantities of oil and natural gas attributable to any particular group of properties, classifications of such reserves based on risk of recovery, and estimates of the future net cash flows expected there from may vary substantially. Any significant variance in the assumptions could materially affect the estimated quantity and value of the reserves. Actual production, revenues and expenditures with respect to WNCO's reserves will likely vary from estimates, and such variances may be material.

     DEPENDENCE UPON THE PRICE OF OIL AND NATURAL GAS. WNCO will be dependent upon the prices of, and demand for, oil and natural gas. Historically, the prices for oil and natural gas have been volatile and are likely to be volatile in the future. The prices WNCO receives for oil and natural gas production, and the anticipated level of such production are subject to wide fluctuations and depend on numerous factors beyond its control, including:

     *    seasonality,

     *    the condition of the United States economy,

     *    imports of crude oil and natural gas,

     * political conditions in other oil-producing and natural gas-producing countries,

     * the actions of the Organization of Petroleum Exporting Countries, and

     *    government regulation, legislation and policies.

Any continued and extended decline in the price of crude oil or natural gas will adversely affect its revenues, profitability and cash flow from operations, present value of proved reserves, borrowing capacity, and the ability to obtain additional capital.

     SPECULATIVE NATURE OF OIL AND GAS EXPLORATION. The business of exploring for and, to a lesser extent, of developing oil and gas properties is an inherently speculative activity which involves a high degree of business and financial risk. Property acquisition decisions generally are based on various assumptions and subjective judgments that are speculative. Although available geological and geophysical information can provide information with respect to the potential of an oil or gas property, it is impossible to predict accurately the ultimate production potential, if any, of a particular property or well. Moreover, the successful completion of an oil or gas well does not ensure a profit on WNCO's investment therein.
A variety of factors, both geological and market-related, can cause a well to become uneconomic or marginally economic.

     ACQUISITION OF PRODUCING PROPERTIES. The successful acquisition of producing properties requires an assessment of numerous factors beyond WNCO's control, including:

     *    recoverable reserves,

     *    exploration potential,

     *    future oil and natural gas prices and operating costs, and

     *    potential environmental and other liabilities.

In connection with such an assessment, WNCO performs a review of the subject properties it believes to be generally consistent with industry practices. The resulting assessment is inexact and its accuracy is uncertain, and such a review may not reveal all existing or potential problems, nor will it necessarily permit WNCO to become sufficiently familiar with the properties to fully assess their merits and deficiencies. Inspections may not be performed on every well, and structural and environmental problems are not necessarily observable even when an inspection is made.

     Additionally, significant acquisitions could change the nature of WNCO's operations and depending upon the character of the acquired properties, may be substantially different in operating and geologic characteristics or geographic location than WNCO's existing wells and properties. While WNCO's current operations are focused primarily in Kansas, WNCO may pursue acquisitions of properties located in other geographic areas.

     OPERATING HAZARDS AND RESULTING LIABILITIES. The oil and natural gas business involves certain operating hazards such as well blowouts, craterings, explosions, uncontrollable flows of oil, natural gas or well fluids, fires, formations with abnormal pressures, pipeline ruptures or spills, pollution, release of toxic gas and other environmental hazards and risks, any of which could result in substantial losses to WNCO. Federal and state regulation of natural gas and oil production and transportation, tax and energy policies, changes in supply and demand and general economic conditions all could adversely affect WNCO's ability to produce and market its oil and natural gas. In addition, WNCO may be liable for environmental damage caused by previous owners of property purchased or leased by WNCO or its Winco predecessor. As a result, substantial liabilities to third parties or governmental entities may be incurred, the payment of which could reduce or eliminate the funds available for exploration, development or acquisitions and result in losses to WNCO. In accordance with customary industry practices, WNCO maintains insurance against some, but not all, of such risks and losses. WNCO carries business interruption insurance in varying amounts based upon the estimated time to cause the covered facilities to become operational. WNCO may elect to self-insure if management believes that the cost of insurance, although available, is excessive relative to the risks presented. The occurrence of an event that is not covered, or not fully covered, by insurance could have a material adverse effect on WNCO's financial condition and results of operations. In addition, pollution and environmental risks generally are not fully insurable.

     In connection with the merger of Winco and RCS and the spin-off of the oil and gas operations to WNCO, WNCO and American Warrior, Inc., an affiliate and a major shareholder of WNCO have agreed to indemnify RCS, Winco and WincoMerger for any and all liability arising from (i) any acts or conduct of Winco prior to the filing of the Articles of Merger with the Colorado Secretary of State's office, (ii) environmental actions from Winco's oil and gas operations, (iii) claims arising from any acts of the indemnifying parties in connection with the merger and (iv) claims arising from spin-off of the Winco assets to WNCO.

     NO DIVIDENDS. WNCO has never declared or paid any cash dividends to the holders of Common Stock and WNCO has no present intention to pay cash dividends to holders of WNCO shares in the foreseeable future.

     WNCO MAY REQUIRE ADDITIONAL FUNDING IN CONNECTION WITH ITS EXPLORATION ACTIVITIES. WNCO's objective is to increase reserves, production, cash flow, earnings and net asset value per share. To accomplish this objective, WNCO intends to acquire and/or drill and complete, on its own behalf and with other industry partners, several oil and gas prospects per year. WNCO will identify and acquire or develop these prospects each year with a view to taking advantage of industry advances in seismic, drilling and other technologies as well as management's oil and gas experience in Kansas and Oklahoma. Of the projected new prospects, one (1) or two (2) may be intended as higher potential, higher risk prospects. As indicated above, WNCO intends to approach its prospects in a way that will allow it to control its costs and risks. It is possible that significant expenditures required of WNCO in connection with the future exploration activities will require additional funding from outside sources in the form of debt or equity. There can be no assurance such funding is or will be available to WNCO for this purpose. Moreover, should such financing be available, the financing may involve dilution of interested WNCO shareholders or issuance of securities with rights, preferences or other characteristics superior to those of WNCO shares.

     WNCO MAY NOT BE ABLE TO COMPETE. WNCO competes with numerous other companies and individuals, including many that have significantly greater resources, in virtually all facets of its business. Such competitors may be able to pay more for desirable leases and to evaluate, bid for and purchase a greater number of properties than the financial or personnel resources of WNCO permit. The ability of WNCO to increase reserves in the future will be dependent on its ability to select and acquire suitable producing properties and prospects for future exploration, development and production. The availability of a market for oil and natural gas production depends upon numerous factors beyond the control of producers, including but not limited to, the availability of other domestic or imported production, the locations and capacity of pipelines, and the effect of federal and state regulation on such production. Domestic oil and natural gas must compete with imported oil and natural gas, coal, atomic energy, hydroelectric power and other forms of energy. WNCO does not hold a significant competitive position in the oil and gas industry.

     LACK OF DIVERSIFICATION IN MINERAL LEASE PORTFOLIO. Currently, the WNCO mineral lease portfolio contains a relatively limited number of sites and geologic formations. While WNCO management believes such leases to be of promising quality, greater diversification would in general be considered to tend to reduce the risk to WNCO which would result from determination that particular sites have less promise than anticipated. Acquisition of additional leases is a function of availability of capital, whether derived from possible future operating profits or from new capital investment. Availability of capital to diversify WNCO's lease portfolio cannot be predicted, and if certain existing leases were determined to be of poor quality, such lack of diversification would adversely affect WNCO's operating results.

     GOVERNMENT REGULATION. WNCO's business is affected by numerous governmental laws and regulations, including energy, environmental, conservation, tax and other laws and regulations relating to the energy industry. Changes in any of these laws and regulations could have a material adverse effect on WNCO's business. In view of the many uncertainties with respect to current and future laws and regulations, including their applicability to WNCO, WNCO cannot predict the overall effect of such laws and regulations on its future operations.

     DEPENDENCE ON KEY PERSONNEL. WNCO's future success depends on the continued service of its key management personnel, including Cecil O'Brate and Daniel Dalke. Currently, neither of these individuals has entered into written employment agreements with WNCO. At this time, WNCO does not carry life insurance policies on any of its key management personnel. The loss of services from either or both of these persons would have a material adverse effect on WNCO's business, operations and financial results. WNCO's failure to retain these key individuals or failure to attract new proficient managers as its needs arise would entail significant additional employment costs, and management personnel changes may result in management strategy shifts which may diminish WNCO's ability to achieve profitability.

     RELATED PARTY TRANSACTIONS. WNCO, like its Winco predecessor, continues to engage American Warrior, Inc. and Mid-Continent Resources, Inc. to perform certain mineral lease development and operating services for WNCO. The value of such transactions was an aggregate of $19,800 in 2001 and $18,700 in 2000. Both American Warrior and Mid-Continent are wholly-owned by Cecil O'Brate, WNCO's president. There can be no assurance that such operating service agreements were on terms as favorable as might have been negotiated with a third party.

     NO MARKET FOR THE SECURITIES. Although WNCO shares are registered under the Securities Exchange Act of 1934, WNCO's management will undertake no efforts to obtain quotation of the WNCO shares with the National Quotation Bureau, on the "pink sheets," or any other quotation service or exchange. Accordingly, WNCO shareholders should expect to hold their investment for an indefinite period of time, with no opportunity for liquidity or sale.

     MANAGEMENT'S CONTROL OF WNCO. Currently, WNCO's existing officers, directors and 5% or greater shareholders (and their affiliates), in the aggregate, beneficially own approximately 46.32% of outstanding WNCO shares. As a result, such persons, acting together, have the ability to control the vote on all matters requiring approval of WNCO shareholders, including the election of directors and approval of significant corporate transactions. This concentration of ownership among a small number of its shareholders may have the effect of delaying, deferring or preventing a change in control.

ITEM 3.  LEGAL PROCEEDINGS

     WNCO is not involved in any material pending legal proceedings to which WNCO is a party or to which any of its property is subject.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

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

     No matter was submitted during the fourth quarter of the fiscal year covered by this Report to a vote of the Company's security holders.

                                 PART II
                                 -------

ITEM 5. MARKET FOR WNCO'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     (a) PRINCIPAL MARKET OR MARKETS There is no trading market for WNCO's Common Stock and management is only aware of certain limited transfers among a few shareholders. On January 31, 2002, the Company is unaware of any trading activity and no bid and ask information is available.

     (b) SECURITY HOLDERS The approximate number of security holders of record of the Company's no par value Common Stock as of September 30, 2001 was approximately 2,440.

     (c) DIVIDENDS Holders of Common Stock are entitled to receive such dividends as may be declared by the Company's board of directors. No dividends have been paid with respect to the Company's Common Stock. The Company anticipates that future earnings will be retained for the development of its business and that no cash dividends will be declared or paid in the foreseeable future.

     (d) CURRENT CAPITALIZATION The Company has one class of stock, Common, of which 10,000,000 shares are authorized for issuance. As of September 30, 2001, 1,028,815 shares are issued and outstanding.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

     THE FOLLOWING DISCUSSION OF WNCO'S AND/OR WINCO'S FINANCIAL CONDITION AND RESULTS OF OPERATIONS SHOULD BE READ IN CONJUNCTION WITH WNCO/WINCO'S FINANCIAL STATEMENTS AND NOTES THERETO APPEARING ELSEWHERE IN THIS REPORT. THE MATTERS DISCUSSED IN THIS REPORT CONTAIN FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES. OUR ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE DISCUSSED HEREIN. REFERENCES TO WNCO IN THIS FORM 10-KSB INCLUDE WINCO PETROLEUM FOR THE PERIOD PRIOR TO AUGUST 2, 2001.

RECENT DEVELOPMENTS

     Effective July 31, 2001, the shareholders of RCS gained control of Winco pursuant to a reverse merger resulting from a Merger Agreement dated August 19, 2000, and amended June 1, 2001 ("Merger Agreement"). The Merger Agreement was between Winco, its wholly owned subsidiary, Winco Merger Corporation ("WincoMerger"), WNCO and RCS. Pursuant to the Merger Agreement, Winco transferred all of its assets, liabilities and other obligations to WNCO in consideration for the shares of Common Stock of WNCO which were distributed to the Winco shareholders before the merger. Thereafter, RCS was merged with and into WincoMerger. As a result of the merger, the shareholders of RCS now own 92.5% of the Common Stock of Winco.

     In accordance with the terms of the Merger Agreement, all of the Winco officers and directors resigned and were replaced by Michael G. St. John, the new President, Chief Executive Officer and sole director of Winco. The merger of RCS with and into Winco's subsidiary WincoMerger resulted in the operations of RCS becoming the principal operations of Winco.

     As described above, on August 2, 2001, in connection with the closing and effectiveness of the merger, Winco transferred to WNCO, all of the assets, liabilities and other obligations of Winco pursuant to the terms of the Agreement and Plan of Reorganization (the "Agreement") between Winco and WNCO. In consideration for the acquisition of Winco's assets, liabilities and other obligations by WNCO, WNCO issued to Winco approximately 1,029,049 shares of Common Stock of WNCO. Pursuant to the Agreement, Winco distributed all of the shares of common stock of WNCO to the Winco shareholders effective August 23, 2001. As a result of the distribution of all of WNCO's Common Stock by Winco, WNCO is no longer a subsidiary of Winco and is an independent entity, conducting the oil and gas operations previously conducted by Winco. The former officers and directors of Winco are the officers and directors of WNCO and are responsible for running the oil and gas operations of WNCO. The transactions described above were approved by the Winco shareholders at a Special Meeting of Shareholders held on June 25, 2001.

YEAR ENDED SEPTEMBER 30, 2001 VS. SEPTEMBER 30, 2000
----------------------------------------------------

RESULTS OF OPERATIONS

     The merger and spin-off discussed above resulted in about ten months of activity attributed to the predecessor entity, Winco Petroleum
Corporation, and approximately two months attributed to WNCO, Inc. However, for purpose of analysis of operations, this discussion will use the comparison of the combined twelve months ended September 30, 2001 to the fiscal year ended September 30,

2000. WNCO/Winco had a net loss for the year ended September 30, 2001 totaling $226,843 compared to a net loss of $36,339 at September 30, 2000. Operations provided a gain after depreciation and depletion of $35,605. Higher general and administrative costs offset operating revenues to result in the net loss.

REVENUES

     Oil and gas sales for the year ended September 30, 2001 totaled $233,170 compared to revenues of $318,321 for the year ended September 30, 2000. Oil production decreased from 15,913 barrels to 13,844 barrels, a net decline of 2,069 barrels or 13.00%. The decrease in revenues resulted from this decline in production, along with a lower oil price, from an average in 2000 of $26.81 per barrel to an average of $23.53 in 2001. These lower oil prices accounted for approximately $28,400 of the $85,151 decrease in revenues. Four of WNCO's wells were shut-in as of September 30, 2001.

     WNCO/Winco has had very little gas production (less than 1% of total sales), particularly since the sale of the Wyoming properties as of January 1, 1998, and has determined that no significant gas imbalances have been incurred either for or against WNCO/Winco's account. Based on production levels and revenues received from those interest in gas properties which WNCO/Winco owns or has owned, no significant imbalances have resulted.

COSTS AND EXPENSES

     Oil and gas production costs for the year ended September 30, 2001 totaled $175,780, a 9.01% (or $17,403) decrease from the costs of $193,183 for the year ended September 30, 2000. The decrease in costs resulted from less maintenance, repair and improvement of wells than had been incurred in the prior year.

     General and administrative expenses totaled $262,448 at September 30, 2001, compared to $120,104 at September 30, 2000, a total increase of 118.51%. This increase was due to costs incurred in the merger and spin-off, including increases of $39,032 in professional fees, $40,813 in insurance, $27,326 in contract services for SEC and shareholder correspondence, and $34,366 in postage.

     Depreciation, depletion and amortization costs for the year ended September 30, 2001 totaled $21,875, a decrease of $18,499 from the costs of $40,374 for the year ended September 30, 2000. This decrease was a result of higher costs amortized in 2000 due to the units of production calculation for cost depletion.

     Exploration costs and dry hole costs were not incurred during fiscal years September 30, 2001 and 2000.

OTHER INCOME (LOSS)

     There was no other income (loss) for the year ended September 30, 2001, compared to a loss of $1,000 from the year ended September 30, 2000.

LIQUIDITY AND CAPITAL RESOURCES

     During the year ended September 30, 2001, WNCO/Winco's working capital decreased from $349,807 at September 30, 2000 to $144,749 at September 30, 2001. The decrease of $205,058 was due to the use of more working capital than provided by operations for the costs associated with the merger and spin-off.

     WNCO anticipates revenues from operations of its wells to be sufficient for its working capital needs. Substantially all of the cash balances held by WNCO are available for the acquisition of additional oil and gas producing properties and/or drilling of new wells. Opportunities to acquire producing properties may not be as practical since oil prices have substantially improved from their lowest levels. While WNCO will continue to monitor and consider any such opportunities, it may find opportunities for drilling of new wells to be more practical.

YEAR ENDED SEPTEMBER 30, 2000 VS. SEPTEMBER 30, 1999
----------------------------------------------------

RESULTS OF OPERATIONS

     Winco had a net loss for the year ended September 30, 2000 totaling $36,339 compared to net income of $11,399 at September 30, 1999.
Operations provided a gain after depreciation and depletion of $84,765, due to higher oil prices. Unusually higher general and administrative costs offset operating revenues to result in the net loss.

REVENUES

     Oil and gas sales for the year ended September 30, 2000 totaled $318,321 compared to revenues of $142,448 for the year ended September 30, 1999. Oil production increased from 15,427 barrels to 15,913 barrels, a net increase of 486 barrels or 3.15%. The significant increase in revenues resulted from this increase in production, along with an improvement in oil prices, from an average in 1999 of $13.08 per barrel to an average of $26.81 in 2000. The improvement in oil prices accounted for approximately $163,000 of the $175,893 increase in revenues. Winco shut-in four of its wells during the year ended September 30, 2000.

     Winco has had very little gas production (less than 1% of total sales), particularly since the sale of the Wyoming properties as of January 1, 1998, and has determined that no significant gas imbalances have been incurred either for or against Winco's account. Based on production levels and revenues received from those interest in gas properties which Winco owns or has owned, no significant imbalances have resulted.

COSTS AND EXPENSES

     Oil and gas production costs for the year ended September 30, 2000 totaled $193,182, a 113.16% (or $102,552) increase from the costs of $90,630 for the year ended September 30, 1999. The increased costs were a result of more operations during the year and additional costs associated with the maintenance, repair and improvement of wells to assure optimum production.

     General and administrative expenses totaled $120,104 at September 30, 2000, compared to $23,423 at September 30, 1999, a total increase of 412.76%. This increase was primarily due to an increase of $56,938 in professional fees, which was incurred in relation to Winco's pending merger, and $31,834 in compensation expense, which was incurred in the issuance of stock held in treasury to Directors and officers.

     Depreciation, depletion and amortization costs for the year ended September 30, 2000 totaled $40,374, an increase of $14,285 from the costs of $26,089 for the year ended September 30, 1999. This increase resulted from higher costs amortized in 2000 due to the units of production calculation for cost depletion.

     Exploration costs and dry hole costs were not incurred during fiscal years September 30, 2000 and 1999.

OTHER INCOME (LOSS)

     Other income (loss) for the year ended September 30, 2000, was a loss of $1,000, a decrease of $10,093 from the year ended September 30, 1999 amount of $9,093, which was primarily due to interest on cash balances in interest-bearing accounts in the prior year and a non-recurring gain of $2,000 on recovery and sale of equipment.

LIQUIDITY AND CAPITAL RESOURCES

     During the year ended September 30, 2000, Winco's working capital increased from $312,488 at September 30, 1999 to $349,807 at September 30, 2000. The increase of $37,319 was primarily the result of working capital provided by operations.


ITEM 7.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     See Part IV, page F-1 of this Report.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not Applicable.

                                PART III
                                --------

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

     (a)(b)  IDENTIFICATION OF DIRECTORS, EXECUTIVE OFFICERS AND
SIGNIFICANT EMPLOYEES

     The following sets forth certain information with respect to the officers and directors of WNCO.

          Name                Age       Position
          ----                ---       --------

     Cecil O'Brate            73        President, Chief Executive
                                        Officer and a Director since 2001

     Daniel Lee Dalke         51        Secretary, Treasurer, Chief
                                        Financial Officer and a Director
                                        since 2001

     G. Allen Nelson          78        Director since 2001

     TERMS OF OFFICE. The directors of WNCO are elected to hold office until the next annual meeting of shareholders and until their respective successors have been elected and qualified. Officers of WNCO are elected by the board of directors and hold office until their successors are elected and qualified.

     MEETINGS OF DIRECTORS AND SHAREHOLDERS. The board of directors intends to hold one (1) regular scheduled meetings during each fiscal year and that number of special meetings as may be required to conduct the business of WNCO. During the fiscal year ended September 30, 2001, the board held four (4) meetings.

     WNCO currently has no audit or compensation committee.

     Biographical information concerning each director and executive officer, including business experience for the past five years is as follows:

     CECIL O'BRATE has been Chief Executive Officer and President of American Warrior, Inc., a Kansas corporation involved in oil and gas development, since 1984. He has also been Chief Executive Officer and President of Mid-Continent Resources, Inc., a Kansas corporation involved in oil and gas development, since 1984. Mr. O'Brate has also been Chief Executive Officer and President of Palmer Mfg. & Tank, Inc., a Kansas corporation manufacturing storage vessels for various industries, since 1966. Mr. O'Brate also holds investments in other closely-held corporations involved in farming and implement dealerships. Mr. O'Brate devotes part-time to WNCO, not exceeding 20% of his time.

     DANIEL LEE DALKE has been Assistant Secretary-Treasurer and Controller of American Warrior, Inc., Mid-Continent Resources, Inc. and Palmer Mfg.
& Tank, Inc. since 1984.  Mr. Dalke
holds a degree in accounting from Wichita State University and is a Certified Public Accountant. Mr. Dalke devotes part-time to WNCO, not exceeding 20% of his time.

     G. ALLEN NELSON was the Secretary of Winco from 1989 to 1996. Mr. Nelson holds a degree in geology from the University of Texas. He has been a member of the American Association of Petroleum Geologists since 1948, and an active member since 1954. Mr. Nelson is also an active member of the Rocky Mountain Association of Geologists, the Wyoming Geological Association, and the East Anshutz Ranch Field Unit Arbitration Panel. Mr. Nelson is an independent consulting geologist.

     (c)  FAMILY RELATIONSHIPS

     There are no family relationships between or among any officers and directors.

     (d)  INVOLVEMENT IN CERTAIN LEGAL PROCEEDINGS

     No officer, director, significant employee, promoter or control person of WNCO has been involved in any event of the type described in Item 401(d) of Regulation S-B during the past five years.

ITEM 10.  EXECUTIVE COMPENSATION.

     (a)(b)  GENERAL AND SUMMARY COMPENSATION TABLE

     The following sets forth all compensation paid or accrued by WNCO/Winco for services rendered during fiscal years ended September 30, 1999, 2000 and 2001 by its Chief Executive Officer. No other executive officers received a salary and other compensation which exceeded $100,000 during any year. WNCO was incorporated on July 13, 2000, and as such, there is no information for fiscal years prior to the year ended 2001. No officer of WNCO will receive a salary or other type of executive compensation. Officers will be reimbursed for costs incurred in performing their duties. Mr. O'Brate's affiliated companies, America Warrior, Inc. and Mid-Continent Resources, Inc., will perform certain services for WNCO, for which such corporations are paid under various operating agreements.


                              Annual Compensation                               Long Term Compensation
                    -------------------------------------------     -----------------------------------------------
   Name and                                                         Restricted
   Principal                                       Other Annual       Stock     Options/   LTIP         All Other
   Position          Year   Salary     Bonuses     Compensation       Awards(1)  SARS     Payouts     Compensation
   --------          ----   ------     -------     ------------       ------     ----     -------     ------------
Cecil O'Brate,       2001   $    0      $    0      $   3,000        $      0     $    0    $     0   $      0
President and        2000   $    0      $    0      $   4,000        $ 15,700     $    0    $     0   $      0
Chief Executive      1999   $    0      $    0      $   2,000        $      0     $    0    $     0   $      0
Officer

  (1) These shares were issued as part of a compensation/bonus plan associated with the Company's Merger Plan.

     (c)  OPTION/SAR GRANTS TABLE

     There were no options to purchase shares of Common Stock granted to the executive officers of WNCO listed in the Executive Compensation Table during WNCO's last fiscal year.

     (d) AGGREGATED OPTION/SAR EXERCISE AND FISCAL YEAR-END OPTIONS/SAR VALUE TABLE

     Not applicable.

     (e)  TERM INCENTIVE PLAN ("LTIP") AWARDS TABLE

     Not applicable.

     (f)  COMPENSATION OF DIRECTORS

     STANDARD ARRANGEMENTS. No director receives fees for his services but all directors are reimbursed for reasonable out-of-pocket expenses incurred related to board duties assigned and in connection with attending board and shareholders' meetings.

     OTHER ARRANGEMENTS. There are no other arrangements pursuant to which the Company's Directors receive compensation from the Company for services as Directors, however, in August 2000, the Board of Directors granted Cecil O'Brate 625,485 shares of the Company's Common Stock as a stock bonus. In addition, the Board of Directors granted Daniel Dalke and Allen Nelson 330,000 and 50,000 shares of Common Stock, respectively. All shares were valued at $.025 per share, respectively.

     (g) EMPLOYMENT CONTRACTS AND TERMINATION OF EMPLOYMENT AND CHANGE-IN-CONTROL ARRANGEMENTS

     None.

     (h)  REPORTING ON REPRICING OF OPTIONS/SARS

     Not Applicable.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     (a)(b)  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth, as of September 30, 2001, the ownership of the Company's Common Stock by (i) each director of the Company, (ii) all executive officers and directors of the Company as a group, and (iii) all persons known by the Company to own more than 5% of the Company's Common Stock:

                                       Beneficial Ownership (1)
                                    ------------------------------
Name                                Number of Shares    Percentage
----                                ----------------    ----------

Cecil O'Brate                            459,846 (2)       44.70%
P.O. Box 399
Garden City, KS 67846

Daniel Lee Dalke                           8,250            0.80%
P.O. Box 399
Garden City, KS  67846

Mid-Continent Resources, Inc.             20,934            2.03%
P.O. Box 399
Garden City, KS  67846

G. Allen Nelson                            1,458             .14%
1645 Court Place, Suite 302
Denver, CO  80202

Betty Lee Winkler                        176,233           17.13%
775 Ivanhoe Street
Denver, CO  80220

American Warrior, Inc.                   423,749           41.19%
P.O. Box 399
Garden City, KS  67846

All Directors and Officers               469,542 (3)       45.64%
as a Group (3 persons)  (2)
______________________________

(1) Calculated pursuant to Rule 13-d-3(d) of the Securities Exchange Act of 1934. Unless otherwise stated below, each such person has sole voting and investment power with respect to all such shares. Under Rule 13d-3(d), shares not outstanding which are subject to options, warrants, rights or conversion privileges exercisable within 60 days are deemed outstanding for the purpose of calculating the number and percentage owned by such person, but are not deemed outstanding for the purpose of calculating the percentage owned by each other person listed.
(2) Cecil O'Brate is the President, a director and the majority shareholder of American Warrior, Inc. and Mid-Continent Resources, Inc. and therefore may be deemed to be the beneficial owner of the shares owned by them, in addition to 15,163 shares, which he owned directly.
(3) Includes 423,749 shares owned by American Warrior, Inc., and 20,934 shares owned by Mid-Continent Resources, Inc., as to which Cecil O'Brate, a director and officer of WNCO, may be deemed to have beneficial ownership by virtue of being a director and officer of American Warrior, Inc., as well as those shares owned directly by Cecil O'Brate, Daniel Dalke and G. Allen Nelson.

     (c)  CHANGES IN CONTROL

     No understandings, arrangements or agreements are known by management at this time which would result in a change in control of the Company.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     (a)(b)  TRANSACTIONS WITH MANAGEMENT AND OTHERS

     The Company's board of directors and its officers are subject to certain provisions of Colorado law, which are designed to eliminate or minimize the effects of certain potential conflicts of interest. In addition, the board of directors has adopted a policy that provides that any transaction between the Company and an interested party must be fully disclosed to the board of directors, and that a majority of the directors not otherwise interested in the transaction (including a majority of disinterested directors) must make a determination that such transaction is fair, competitive, commercially reasonable and on terms and conditions not less favorable to the Company than those available from unaffiliated third parties.

     American Warrior, Inc. ("AWI") is an oil and gas company wholly-owned by Cecil O'Brate, President and a director of the Company. Further, Daniel Dalke, Secretary-Treasurer of the Company is employed by AWI. AWI owns 41.19% of the Company. AWI operates sixteen (16) of the eighteen (18) wells owned by the Company, for which AWI receives an operator's charge that is commensurate with charges by other operators in the same areas, which ranges from $100 to $200 per month per well. AWI also provides on behalf of the Company office space, for which no rent is charged or paid, and personnel services, for which only nominal payment is made.

     Mid-Continent Resources, Inc. ("MCR") also operates a well on behalf of the Company. MCR is 50% owned by AWI and Cecil O'Brate and Daniel Dalke serve in the same offices and capacity for MCR as AWI.

     (c)  PARENTS OF WNCO

     None.

     (d)  TRANSACTIONS WITH PROMOTERS

     None.

     (e) COMPLIANCE WITH SECTION 16 OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED

     Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors and officers, and persons who own more than 10% of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission ("SEC"). Officers, directors and greater than 10% stockholders are required by SEC regulation to furnish the Company with copies of all
Section 16(a) forms they file.

     Based solely on the Company's view of the copies of such forms received by it during the fiscal year ended September 30, 2001, and written representations that no other reports were required, the Company believes that each person who, at any time during such fiscal year, was a director, officer, or beneficial owner of more than 10% of the Company's Common Stock complied with all Section 16(a) filing requirements during such fiscal year or prior fiscal year.

                                 PART IV
                                 -------

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     The following documents are filed as part of this report:

(1) FINANCIAL STATEMENTS The following financial statements are filed as part of this report:

                                                            Page
                                                            ----

          Independent Auditors' Report                       F-1

          Balance Sheets - September 30, 2001 and 2000       F-2

          Statements of Operations for the periods ended
          September 30, 2001 and 2000                        F-3

          Statements of Stockholders' Equity for the
          years ended September 30, 2001 and 2000            F-4

          Statements of Cash Flows for the periods ended
          September 30, 2001 and 2000                        F-5

          Notes to Financial Statements                F-6 to F-15

     All Schedules are omitted because they are not required, inapplicable, or the information is included in the financial statements or notes thereto.

     (3)(a)  EXHIBITS
             --------

     19.0 Reserve Report prepared by McCartney Engineering, Inc.


     (b) REPORTS ON FORMS 8-K. The Company filed a report on Form 8-K on August 2, 2001 reporting under Item 2 "Acquisition or Disposition of Assets."

                               WNCO, INC.

                          FINANCIAL STATEMENTS

                       SEPTEMBER 30, 2001 AND 2000

                                  WITH

                      INDEPENDENT AUDITORS' REPORT

                               WNCO, INC.

                          FINANCIAL STATEMENTS

                       September 30, 2001 and 2000





                            TABLE OF CONTENTS
                            -----------------
                                                                    Page
                                                                   ------

Independent Auditors" Report . . . . . . . . . . . . . . . . . . . . 1


Financial Statements:

     Balance Sheets. . . . . . . . . . . . . . . . . . . . . . . . . 2

     Statements of Operations. . . . . . . . . . . . . . . . . . . . 3

     Statements of Stockholders" Equity. . . . . . . . . . . . . . . 4

     Statements of Cash Flows. . . . . . . . . . . . . . . . . . . . 5

     Notes to Financial Statements . . . . . . . . . . . . . . . .6  - 15

                      INDEPENDENT AUDITORS" REPORT
                      ----------------------------


Board of Directors
WNCO, Inc.

We have audited the accompanying balance sheet of WNCO, Inc. (Company) as of September 30, 2001 and its predecessor, Winco Petroleum Corporation, as of September 30, 2000, and the related statements of operations, stockholders" equity, and cash flows for the periods then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of WNCO, Inc. as of September 30, 2001, and its predecessor, Winco Petroleum Corporation, as of September 30, 2000, and the results of their operations and their cash flows for the periods then ended in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1, Winco Petroleum Corporation (Winco) entered into a spin-off and merger transaction with a third party, effective August 2001, whereby WNCO, Inc. (WNCO) was created. Subsequently, all of the assets, liabilities, other obligations, and ongoing business operations of Winco were spun off to WNCO. For accounting purposes, the transaction is treated as if Winco acquired WNCO. As a result, the financial statements reflect activity of both Winco (through August 1, 2001) and WNCO (August 2 through September 30, 2001).


/s/ ALLEN, GIBBS & HOULIK, L.C.
January 14, 2002

                               WNCO, INC.

                             BALANCE SHEETS

                       September 30, 2001 and 2000



                                 ASSETS
                                 ------


                                                       2001                 2000
                                                    -----------          -----------

CURRENT ASSETS
  Cash and cash equivalents                         $   134,620          $   302,799
  Accounts receivable                                    23,438               25,411
  Accounts receivable - related party                    49,168               50,665
                                                    -----------          -----------

        Total current assets                            207,226              378,875
                                                    -----------          -----------




PROPERTY AND EQUIPMENT
  Investment in oil and gas properties, at cost
    (full cost method)                                  336,096              336,096
  Furniture, fixtures, and vehicles, at cost             22,698               22,698
                                                    -----------          -----------

                                                        358,794              358,794
  Less accumulated depreciation, depletion,
    and amortization                                    199,964              178,179
                                                    -----------          -----------

                                                        158,830              180,615
                                                    -----------          -----------

                                                    $   366,056          $   559,490
                                                    ===========          ===========

                  LIABILITIES AND STOCKHOLDERS' EQUITY
                  ------------------------------------

                                                       2001                 2000
                                                    -----------          -----------
CURRENT LIABILITIES
  Accounts payable:
    Trade                                           $     1,875          $     9,084
    Related party                                        48,002               19,984
    Accrued liabilities                                  12,600                   --
                                                    -----------          -----------

        Total current liabilities                        62,477               29,068
                                                    -----------          -----------

STOCKHOLDERS' EQUITY
  Common stock, no par value; 10,000,000 and
    50,000,000 shares authorized; 1,028,815 and
    41,152,606 shares issued and outstanding;
    (600 and 24,000 shares held in Treasury)            307,000              307,000
  Additional paid-in capital                          1,293,520            1,293,520
  Deficit                                            (1,296,338)          (1,069,495)
                                                    -----------          -----------

                                                        304,182              531,025
  Less treasury stock at cost                               603                  603
                                                    -----------          -----------

        Total stockholders' equity                      303,579              530,422
                                                    -----------          -----------

                                                    $   366,056          $   559,490
                                                    ===========          ===========



                 The accompanying notes are an integral
                   part of these financial statements.

                               WNCO, INC.

                        STATEMENTS OF OPERATIONS

                Periods Ended September 30, 2001 and 2000



                                                       2001*                2000
                                                    -----------          -----------

Oil and gas sales                                   $   233,170          $   318,321
                                                    -----------          -----------

Costs and expenses:
  Lease operating, including production taxes           175,780              193,182
  Depreciation, depletion, and amortization              21,785               40,374
  General and administrative                            262,448              120,104
                                                    -----------          -----------

                                                        460,013              353,660
                                                    -----------          -----------

        OPERATING LOSS                                 (226,843)             (35,339)
                                                    -----------          -----------

Other (expense) income:
  Interest income                                            --                   --
  Loss on sale of assets                                     --               (1,000)
  Other                                                      --                   --
                                                    -----------          -----------

                                                             --               (1,000)
                                                    -----------          -----------

        NET LOSS                                    $  (226,843)         $   (36,339)
                                                    ===========          ===========

NET LOSS PER COMMON SHARE (WEIGHTED AVERAGE SHARES
  OUTSTANDING OF 1,028,815)                         $      (.22)         $      (.04)
                                                    ===========          ===========

*  Includes business operations of  ten months by Winco and two months by WNCO.


                 The accompanying notes are an integral
                   part of these financial statements.

                               WNCO, INC.

                   STATEMENTS OF STOCKHOLDERS' EQUITY

                 Years Ended September 30, 2001 and 2000


                           Common Stock Issued
                         -----------------------  Additional
                          Number of                Paid-In                  Treasury
                           Shares       Amount     Capital      Deficit       Stock      Total
                         ----------   ----------  ---------    ----------   ---------  ----------
Balance,
  September 30, 1999     41,152,606   $ 307,000    1,292,920   $(1,033,156) $(32,287)  $534,477

Services contributed             --          --          600            --        --        600

Services provided                --          --           --            --    31,834     31,834

Treasury stock
  purchased (average
  $.025 per share)               --          --           --            --      (150)      (150)

Net income                       --          --           --       (36,339)       --    (36,339)
                         ----------   ---------   ----------   -----------  --------   --------

Balance,
  September 30, 2000     41,152,606     307,000    1,293,520    (1,069,495)     (603)   530,422


Reverse stock split
 (predecessor)
 1 for 40               (40,123,791)         --           --            --        --        --

Net loss*                        --          --           --      (226,843)       --   (226,843)
                         ----------   ---------   ----------   -----------  --------   --------

Balance,
  September 30, 2001      1,028,815   $ 307,000   $1,293,520   $(1,296,338) $   (603)  $303,579
                         ==========   =========   ==========   ===========  ========   ========

*  Includes business operations of  ten months by Winco and two months by WNCO.


                 The accompanying notes are an integral
                   part of these financial statements.

                               WNCO, INC.

                        STATEMENTS OF CASH FLOWS

                Periods Ended September 30, 2001 and 2000



                                                       2001*                2000
                                                    -----------          -----------
Cash flows from operating activities:
  Net loss                                          $  (226,843)         $   (36,339)
  Adjustments to reconcile net loss to net cash
   (used in) provided by operating activities:
     Services contributed                                    --                  600
     Depreciation, depletion, and amortization           21,785               40,374
     Loss on sale of assets                                  --                1,000
     Stock compensation                                      --               31,834
     Change in current assets and current
      liabilities:
       Accounts receivable                                1,973                2,716
       Accounts receivable - related party                1,497               (1,695)
       Accounts payable, trade                           (7,209)               6,750
       Accounts payable - related party                  28,018              (15,463)
       Accrued liabilities                               12,600                   --
                                                    -----------          -----------
     NET CASH (USED IN) PROVIDED BY OPERATING
      ACTIVITIES                                       (168,179)              29,777
                                                    -----------          -----------

Cash flows from financing activities:
  Purchase of treasury stock                                 --                 (150)
                                                    -----------          -----------
     NET CASH USED IN FINANCING ACTIVITIES                   --                 (150)
                                                    -----------          -----------

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS       (168,179)              29,627

Cash and cash equivalents, beginning of period          302,799              273,172
                                                    -----------          -----------

CASH AND CASH EQUIVALENTS, END OF PERIOD            $   134,620          $   302,799
                                                    ===========          ===========

*  Includes business operations of  ten months by Winco and two months by WNCO.


                 The accompanying notes are an integral
                   part of these financial statements.

                               WNCO, INC.

                      NOTES TO FINANCIAL STATEMENTS



1.   NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     NATURE OF BUSINESS - WNCO, Inc. and its predecessor, Winco Petroleum Corporation, (Company) is engaged in the business of acquiring and developing interests in domestic oil and gas properties, primarily in Kansas and southeastern Wyoming.

     SPIN-OFF AND MERGER TRANSACTION - During the current year, Winco Petroleum Corporation (Winco or Predecessor) formed a wholly-owned subsidiary, WNCO, Inc. (WNCO or Successor). Effective August 2, 2001 in a simultaneous spin-off and merger transaction, Winco transferred to WNCO all of the assets, liabilities, and other obligations and ongoing oil and gas operations of Winco in exchange for shares of WNCO common stock. Winco then distributed these WNCO shares to the Winco stockholders, effectively transferring WNCO's ownership to the stockholders of Winco. WNCO was then no longer a subsidiary of Winco and began conducting the oil and gas operations previously conducted by Winco. For accounting purposes, the legal acquirer, WNCO, is considered to be the acquiree, and since WNCO had no assets, liabilities, or business operations, no business combination has occurred. Accordingly, the financial statements reflecting the business operations of the Predecessor are the historical financial statements of the Company.

     Also, immediately prior to the spin-off, the Company effected a 40 for 1 reverse stock split. The Company's costs related to the Merger and Spin-off have been charged to expense as incurred.

     CASH AND CASH EQUIVALENTS - The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

     The Company places its cash with high quality credit institutions. At times, deposits may be in excess of federally insured limits. The Company has not experienced losses in any such accounts and believes it is not exposed to any significant credit risk on cash and cash equivalents.

     OIL AND GAS PROPERTIES - The Company follows the "full-cost" method of accounting for developed oil and gas properties. Under this method, all costs associated with property acquisition, exploration, and development activities are capitalized in one cost center, including internal costs that can be identified with those activities. For 2001 and 2000, there were no internal costs of exploration and development incurred. No gains or losses are recognized on the sale or abandonment of oil and gas properties, unless it involves the disposition of significant reserves in which case the gain or loss is recognized in income.

                               (Continued)

                               WNCO, INC.

                      NOTES TO FINANCIAL STATEMENTS
                               (Continued)



1.   NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
     (CONTINUED)

     The Company's producing oil and gas properties are accounted for at cost, in a discreet pool applicable to such properties, within the Company's single, full-cost center. The Company has not incurred any development costs in 2001 and 2000. Production costs, including workover costs, incurred to maintain or increase levels of production are charged to expense as incurred.

     Depreciation, depletion, and amortization of the full-cost center are computed using a unit of production method based on proved reserves as determined annually by the Company and independent engineers. Consideration is given to anticipated costs of abandonment; however, the Company has determined on the basis of past history and experience that such costs are offset by the recoverable value of salvaged equipment. An additional depletion, depreciation, and amortization provision is made if the total capitalized costs of oil and gas properties in the cost center exceed the "capitalization ceiling." After such a provision, the capitalized cost of oil and gas properties does not exceed the sum of: (1) the present value of future net revenues from estimated production of proved oil and gas reserves applicable to such cost center, (2) the cost of properties not being amortized, if any, (3) the carrying value of the cost center's unproved properties, if any, and (4) the income tax effects, if any, related to differences between book and tax basis of properties.

     Based on independent engineers' estimates, the provision for depreciation, depletion, and amortization on a per equivalent barrel basis was approximately $2.58 and $1.55 for 2001 and 2000, respectively.

     The Company has had very little gas production (less than 1% of total sales) and has determined that no significant gas imbalances have been incurred either for or against the Company's account. Based on production levels and revenues received from those interests in gas properties the Company owns or has owned, no significant imbalances have resulted.

     FURNITURE, FIXTURES, AND VEHICLES - Furniture, fixtures, and vehicles are depreciated using accelerated methods over estimated useful lives ranging from three to seven years.

     INCOME TAXES - The Company provides deferred income taxes for intangible drilling and developmental costs and other costs incurred that enter into the determination of taxable income and accounting income in different periods when applicable. The excess of statutory depletion over cost depletion for income tax purposes will be recognized as a permanent difference in the period in which the excess occurs.

                               (Continued)

                               WNCO, INC.

                      NOTES TO FINANCIAL STATEMENTS
                               (Continued)


1.   NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
     (CONTINUED)

     The Company recognizes deferred tax assets and liabilities for future tax consequences of events that have previously been recognized in the Company's financial statements or tax returns. The measurement of deferred tax assets and liabilities is based on provisions of enacted tax laws. The effects of future changes in tax laws or rates have not been anticipated. Valuation allowances are established when considered necessary to reduce deferred tax assets to the estimated amount expected to be realized.

     EARNINGS PER COMMON SHARE - Earnings per common share is computed utilizing the weighted average number (1,028,815 in 2001 and 41,156,606 in 2000) of common shares outstanding. All per share amounts, prior to the reverse stock split, have been restated.

     ESTIMATES - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect: (1) the reported amounts of assets and liabilities, (2) disclosures such as contingencies, and (3) the reported amounts of revenues and expenses included in such financial statements. Actual results could differ from those estimates.

2.   OIL AND GAS ACTIVITIES

     Oil and Gas Operations
     ----------------------

     Information relating to the Company's oil and gas operations, including costs incurred in such for the years ended September 30, 2001 and 2000, is summarized below:

                                                          2001             2000
                                                       -----------     -----------
     Capitalized costs:
       Property acquisition costs                      $        --     $        --
                                                       -----------     -----------

     Production costs:
       Lease operating costs                               171,776         187,452
       Production and transportation taxes                   4,004           5,730
                                                       -----------     -----------

                                                           175,780         193,182
                                                       -----------     -----------

                                                       $   175,780     $   193,182
                                                       ===========     ===========

                               (Continued)

                               WNCO, INC.

                      NOTES TO FINANCIAL STATEMENTS
                               (Continued)


2.   OIL AND GAS ACTIVITIES (CONTINUED)

     Capitalized Costs
     -----------------

     Capitalized costs associated with oil and gas producing activities and related accumulated depreciation, depletion, and amortization are as follows:

                                                          2001             2000
                                                       -----------     -----------
     Proved properties                                 $   336,096     $   336,096
     Unproved properties                                        --              --
                                                       -----------     -----------

                                                           336,096         336,096
                                                       -----------     -----------
     Accumulated depreciation, depletion,
       and amortization                                    177,627         155,842
                                                       -----------     -----------

     Net capitalized costs                             $   158,469     $   180,254
                                                       ===========     ===========

     Major Customers
     ---------------

     The Company's oil and gas sales during the years ended September 30, 2001 and 2000 consisted of sales to unaffiliated purchasers primarily as follows:

                                                          2001             2000
                                                       -----------     -----------
                         Purchaser
                             A                         $        --     $   161,012
                             B                             209,706         131,737
                             C                              22,317          24,881
                                                       -----------     -----------

                                                       $   232,023     $   317,630
                                                       ===========     ===========
                  % to total oil and gas sales              99.51%          99.78%
                                                       ===========     ===========

     Oil produced from the Company's wells is sold to major purchasers (e.g., EOTT, Cooperative Refining and Equiva, or Texaco). Proceeds from such sales are paid by the purchaser to the operators of the respective properties as agents on behalf of the Company. The operators offset the costs of operation for the respective properties and distribute to the Company the net remaining revenues attributable to its interest. The operators for most of the Company's properties are American Warrior, Inc. and Mid-Continent Resources, Inc., which are affiliated with the Company by common ownership and management.

                               (Continued)

                               WNCO, INC.

                      NOTES TO FINANCIAL STATEMENTS
                               (Continued)



3.   RELATED PARTIES

     As of September 30, 2001 and 2000, the Company had no employees. Administrative and operations management services are provided to the Company by American Warrior, Inc. (AWI), an oil and gas operating company affiliated with the Company. AWI owns 41.2% of the Company, and AWI's CEO owns 44.7% of the Company. Further, the majority stockholder and CEO of AWI is the CEO and President of the Company, and the Assistant Secretary-Treasurer of AWI is the Company's Secretary and Treasurer.

     During 2001 and 2000, administrative services totaling $6,000 (60 hours) and $4,000 (40 hours), respectively, were charged to the Company by AWI. Further, $6,600 (140 hours) and $3,600 (60 hours), respectively, in accounting services were charged to the Company by AWI. Of those services, $12,600 is recorded in accrued liabilities at September 30, 2001. During 2000, $7,000 of these services was paid to the related parties and $600 was recorded as additional paid-in capital - contributed services.

     Management believes the method of allocating these administrative and accounting costs to the Company is reasonable and would approximate the costs if operated as an unaffiliated entity. Additionally, the Company occupies a partial room in the offices of AWI and does not pay rent or other occupancy costs. Because of the insignificance of these amounts, occupancy costs are not reflected in these financial statements.

     In August 2000, the Board of Directors approved and the Predecessor issued (for no consideration) 1,266,485 shares of stock to the officers of the Predecessor. The stock was issued from treasury stock and was recorded as compensation expense in the amount of $31,834.

     The Company continues to engage AWI and another related entity to perform certain mineral lease development and operating services on behalf of the Company. The value of such transactions during fiscal years 2001 and 2000 was $19,800 and $18,700, respectively. At September 30, 2001 and 2000, the Company had amounts receivable from affiliates for oil sales not yet distributed (revenues received by the operators on behalf of the Company, but not yet remitted to the Company) in the amounts of $49,168 and $50,665, respectively, and amounts payable to affiliates for operating expenses in the amounts of $48,002 and $19,984, respectively. The Company owns undivided working interests in oil and gas properties; it has not historically been the operator of such properties, instead relying on other operators. As of September 30, 2001 and 2000, most of the Company's oil and gas production is operated by AWI or affiliates of AWI (Operating Affiliates). Accordingly, the Company executes customary transactions with its Operating Affiliates relative to certain oil and gas sales, most operating expenses, and some general and administrative expenses.

                               (Continued)

                               WNCO, INC.

                      NOTES TO FINANCIAL STATEMENTS
                               (Continued)


4.   INCOME TAXES

     A reconciliation between the actual income tax expense and income taxes computed by applying the statutory federal income tax rate to earnings before income taxes for the years ended December 31, 2001 and 2000 is as follows:

                                                          2001             2000
                                                       -----------     -----------
     Computed income tax benefit at 34%                $   (76,039)    $   (12,355)
     Utilization of net operating loss carryforwards
        (change in valuation allowance)                     76,039          12,355
                                                       -----------     -----------

                                                       $        --     $        --
                                                       ===========     ===========


   The net deferred tax assets (liabilities) include the following components:

                                                          2001             2000
                                                       -----------     -----------
     Deferred tax assets
        Depletion, depreciation, and amortization      $    54,300     $    67,000
        Net operating loss carryforward                    307,300         249,000
                                                       -----------     -----------

     Net deferred tax asset                                361,600         316,000
     Valuation allowance                                  (361,600)       (316,000)
                                                       -----------     -----------

     Net deferred tax asset                            $        --     $        --
                                                       ===========     ===========

   During the years ended September 30, 2001 and 2000, the Company recorded a valuation allowance of $361,600 and $316,000, respectively, on the deferred tax assets to reduce the total to an amount management believes will ultimately be realized. Realization of deferred tax assets is dependent upon sufficient future taxable income during the period that deductible temporary differences and carryforwards are expected to be available to reduce taxable income.

                               (Continued)

                               WNCO, INC.

                      NOTES TO FINANCIAL STATEMENTS
                               (Continued)


4. INCOME TAXES (CONTINUED)

   The Company has federal net operating loss carryforwards for regular income tax purposes at September 30, 2001 as follows:

             Year net operating loss carryforward expires
             --------------------------------------------

                                2002                          $  63,660
                                2003                            115,138
                                2004                            105,661
                                2005                                 74
                                2006                             17,770
                                2007                             34,960
                                2008                             57,939
                                2009                             67,927
                                2010                             66,169
                                2011                             54,259
                                2019                             27,201
                                2020                             32,721
                                2021                            260,235
                                                              ---------

                                                              $ 903,714
                                                              =========


5. OFF-BALANCE-SHEET RISK

   The Company's future production revenues, development costs, and production expenses are dependent on economic and operating conditions, such as pricing and production taxes, which can be volatile, and are not within the Company's control.


6. UNAUDITED OIL AND GAS RESERVE INFORMATION

   The reserve estimates presented as of September 30, 2001 and 2000 were prepared by independent petroleum consultants. Management cautions that there are many uncertainties inherent in estimating proved reserve quantities and in projecting future production rates and the timing of development expenditures. In addition, reserve estimates of new discoveries that have little production history are more imprecise than those of properties with more production history. Accordingly, these estimates are expected to change as future information becomes available.

                               (Continued)

                               WNCO, INC.

                      NOTES TO FINANCIAL STATEMENTS
                               (Continued)


6. UNAUDITED OIL AND GAS RESERVE INFORMATION (CONTINUED)

   Proved oil and gas reserves are the estimated quantities of crude oil, condensate, natural gas, and natural gas liquids that geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions.

   Proved developed oil and gas reserves are those reserves expected to be recovered through existing wells with existing equipment and operating methods.

   Net quantities of proved reserves and proved developed reserves of crude oil (including condensate) and natural gas (all of which are located within the United States) are as follows:

                      RESERVE QUANTITY INFORMATION
             For the Years Ended September 30, 2001 and 2000

                    Proved Reserves                    Oil (Bbls)
          -------------------------------------------  ----------

          Estimated quantity, September 30, 1999          124,241

          Revisions of previous estimates                 (59,741)
          Production                                      (15,900)
                                                        ---------

          Estimated quantity, September 30, 2000           48,600

          Revisions of previous estimates                  35,069
          Production                                      (13,844)
                                                        ---------

          Estimated quantity, September 30, 2001           69,825
                                                        =========


                                                    Proved Reserves
                                            -------------------------------
                                            Developed   Undeveloped   Total
                                            ---------   -----------   -----
              Oil (Bbls)
                 September 30, 2000           48,600          --    48,600
                 September 30, 2001           69,825          --    69,825



                               (Continued)

                               WNCO, INC.

                      NOTES TO FINANCIAL STATEMENTS
                               (Continued)


6. UNAUDITED OIL AND GAS RESERVE INFORMATION (CONTINUED)

   The following table sets forth a standardized measure of the discounted future net cash flows attributable to the Company's proved oil and gas reserves. Future cash inflows were computed by applying year-end prices of oil and gas to the estimated future production of proved oil and gas reserves. The future production and development costs represent the estimated future expenditures (based on current costs) to be incurred in developing and producing the proved reserves, assuming continuation of existing economic conditions. Future income tax expenses were computed by applying statutory income tax rates to the difference between pre-tax net cash flows relating to the Company's proved oil and gas reserves and the tax basis of proved oil and gas properties and available net operating loss carryforwards, reduced by investment tax credits. Discounting the annual net cash inflows at 10% illustrates the impact of the time value of money on these future cash inflows.

        STANDARDIZED MEASURE OF DISCOUNTED FUTURE NET CASH FLOWS
       AND CHANGES THEREIN RELATING TO PROVED OIL AND GAS RESERVES
                            AT SEPTEMBER 30,

                                                          2001             2000
                                                       -----------     -----------
     Future cash inflows                               $ 1,719,100     $ 1,471,200
     Future production and development costs            (1,125,900)       (852,300)
                                                       -----------     -----------

     Future net cash flows                                 593,200         618,900
     10% annual discount for estimated timing of
       cash flows                                         (213,800)       (142,100)
                                                       -----------     -----------

     Standardized measure of discounted future
       net cash flows                                  $   379,400     $   476,800
                                                       ===========     ===========



                               (Continued)

                               WNCO, INC.

                      NOTES TO FINANCIAL STATEMENTS
                               (Continued)


6. UNAUDITED OIL AND GAS RESERVE INFORMATION (CONTINUED)

   Following are the principal sources of change in the standardized measure of discounted future net cash flows during the years ended September 30:

                                                          2001             2000
                                                       -----------     -----------
     Standardized measure of discounted future net
        cash flows, beginning                          $   476,800     $   627,820
                                                       -----------     -----------

     Sales and transfers of oil and gas produced,
        net of production costs                            (57,400)       (125,100)
     Net changes in prices and production costs            (96,300)        159,080
     Revisions of previous quantity estimates               56,300        (185,000)
                                                       -----------     -----------

                                                           (97,400)       (151,020)
                                                       -----------     -----------
     Standardized measure of discounted future net
        cash flows, ending                             $   379,400     $   476,800
                                                       ===========     ===========


                   ESTIMATED FUTURE NET REVENUES FROM
                     PROVED RESERVES OF OIL AND GAS
               (Based on current prices and current cost)

                                                   Proved        Total
                                                 Developed      Proved
        Fiscal Year Ending September 30,          Reserves     Reserves
        --------------------------------         ----------   ----------

                    2002                         $   81,900   $   81,900
                    2003                             72,800       72,800
                    2004                             64,100       64,100
                  Remainder                         374,400      374,400
                                                 ----------   ----------

                                                 $  593,200   $  593,200
                                                 ==========   ==========


                 PRESENT VALUE OF FUTURE NET CASH FLOWS
              OF PROVED RESERVES DISCOUNTED AT 10% PER YEAR

                                                          2001             2000
                                                       -----------     -----------
     Proved developed                                  $   379,400     $   476,800
     Proved undeveloped                                         --              --
                                                       -----------     -----------

     Total proved                                      $   379,400     $   476,800
                                                       ===========     ===========

                               SIGNATURES
                               ----------

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                 WNCO, INC.



Date:   February 5, 2002         By   /s/  Cecil O'Brate
                                    ------------------------------------
                                      Cecil O'Brate, President, Chief
                                      Executive Officer, and Director



                            POWER OF ATTORNEY

   KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Cecil O'Brate, as true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments (including post-effective amendments) to this report, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all which said attorney-in- fact and agent or his or her substitutes or substitutes, may lawfully do, or cause to be done by virtue hereof.

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.


Date:  February 5, 2002               By   /s/  Cecil O'Brate
                                        ----------------------------------
                                        Cecil O'Brate, President, Chief
                                        Executive Officer, and Director

Date:  February 5, 2002               By   /s/  Daniel Lee Dalke
                                        ----------------------------------
                                        Daniel Lee Dalke, Secretary,
                                        Treasurer, Principal Financial
                                        Officer and Director

Date:  February 5, 2002               By   /s/  G. Allen Nelson
                                        ----------------------------------
                                        G. Allen Nelson, Director